Form 10-K/A
WELLS FARGO ASSET SEC CORP MORT PASS THR CERT SERIES 2002-1
filed 2003-06-12
CIK 1165837

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  Dated: June 6, 2003

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


      Date: 6/6/03


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


EX-99.3 (b)

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


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders


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